Form 10-Q
period 1995-03-31
PUBLIC STORAGE PARTNERS II LTD
filed 1995-05-03
CIK 275915

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8676
                       ------

                       PUBLIC STORAGE PARTNERS II, LTD.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                            95-3146963
- - ------------------------------------------              -----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                       91203
- - -------------------------------------------            ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

                                    INDEX


                                                       Page
                                                       ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1995
    and December 31, 1994                               2

  Condensed statements of operations for the three
    months ended March 31, 1995 and 1994                3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1995                   4

  Condensed statements of cash flows for the
    three months ended March 31, 1995 and 1994          5

  Notes to condensed financial statements             6-7

  Management's discussion and analysis of
    financial condition and results of operations     8-9

PART II.  OTHER INFORMATION                            10

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1995          1994
                                                 ------------   --------------
                ASSETS
                ------

Cash and cash equivalents                        $    158,000   $    159,000
Marketable securities of affiliate
   at market value (cost of $68,000)                   85,000         72,000
Rent and other receivables                             42,000         32,000


Real estate facilities at cost:
   Building, land improvements and equipment        3,196,000      3,194,000
   Land                                             1,268,000      1,267,000
                                                 ------------   ------------
                                                    4,464,000      4,461,000

   Less accumulated depreciation                   (2,153,000)    (2,117,000)
                                                 ------------   ------------
                                                    2,311,000      2,344,000
                                                 ------------   ------------

Other assets                                          204,000        206,000
                                                 ------------   ------------

      Total assets                               $  2,800,000   $  2,813,000
                                                 ============   ============

    LIABILITIES AND PARTNERS' DEFICIT
    ---------------------------------

Accounts payable                                 $     9,000    $    10,000
Deferred revenue                                      87,000         74,000
Notes payable                                      9,254,000      9,384,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 10,000 units authorized, 9,890
      issued and outstanding                      (4,871,000)    (4,939,000)
   General partners' deficit                      (1,696,000)    (1,720,000)
   Unrealized gain on marketable
      securities                                      17,000          4,000
                                                 -----------    -----------

   Total partners' deficit                        (6,550,000)    (6,655,000)
                                                  ===========    ===========

   Total  liabilities and partners' deficit      $ 2,800,000    $ 2,813,000
                                                  ===========    ===========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                   1995        1994
                                               -----------   ---------

REVENUES:

Rental income                                     $530,000    $550,000
Dividends and other income
  (including dividends from marketable
    securities of affiliate)                         3,000           -
                                                  --------    --------
                                                   533,000     550,000
                                                  --------    --------


COSTS AND EXPENSES:

Cost of operations                                 111,000      97,000
Management fees paid to affiliate                   32,000      33,000
Depreciation and amortization                       36,000      34,000
Administrative                                      19,000      12,000
Interest expense                                   243,000     269,000
                                                  --------    --------

                                                   441,000     445,000
                                                  --------    --------
NET INCOME                                        $ 92,000    $105,000
                                                  ========    ========

Limited partners'
   share of net income
   ($9.20 per unit in 1995
    and $10.52 per unit in 1994)                  $ 91,000    $104,000

General partners' share
   of net income                                     1,000       1,000
                                                  --------    --------
                                                  $ 92,000    $105,000
                                                  ========    ========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                  Unrealized
                                                                   Gain on       Total
                                     Limited         General      Marketable    Partners'
                                     Partners       Partners      Securities     Deficit
                                   ------------   -------------   ----------   ------------

Balance at December 31, 1994       $(4,939,000)    $(1,720,000)      $ 4,000   $(6,655,000)

Unrealized gain on marketable
     Securities                              -               -        13,000        13,000
Net Income                              91,000           1,000             -        92,000
Equity transfer                        (23,000)         23,000             -             -
                                   -----------     -----------       -------   -----------
Balance at March 31, 1995          $(4,871,000)    $(1,712,000)      $17,000   $(6,550,000)
                                   ===========     ===========       =======   ===========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      March 31,
                                                               -----------------------
                                                                  1995         1994
                                                               ----------   ----------
Cash flows from operating activities:

      Net income                                               $  92,000    $ 105,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                             36,000       34,000
        Increase in rent and other receivables                   (10,000)     (16,000)
        Decrease in prepaid loan fees                              3,000            -
        (Increase) decrease in other assets                       (1,000)      15,000
        Decrease in accounts payable                              (1,000)      (2,000)
        Increase (decrease) in deferred revenue                   13,000       (1,000)
                                                               ---------    ---------
            Total adjustments                                     40,000       30,000
                                                               ---------    ---------
            Net cash provided
                by operating activities                          132,000      135,000
                                                               ---------    ---------

Cash flows from investing activities:

        Additions to real estate facilities                       (3,000)           -
                                                               ---------    ---------

            Net cash used in
                investing activities                              (3,000)           -
                                                               ---------    ---------

Cash flows from financing activities:

        Proceeds from note payable                                     -      850,000
        Principal payment on note payable
            to affiliate                                               -     (850,000)
        Principal payments on note payable                      (130,000)     (70,000)
                                                               ---------    ---------

            Net cash used in
                financing activities                            (130,000)     (70,000)
                                                               ---------    ---------

Net (decrease) increase in
  cash and cash equivalents                                       (1,000)      65,000

Cash and cash equivalents at
  the beginning of the period                                    159,000       90,000
                                                               ---------    ---------

Cash and cash equivalents at
  the end of the period                                        $ 158,000    $ 155,000
                                                               =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

        Increase in fair value of marketable securities        $  (4,000)   $      -
                                                               =========    =========
        Unrealized gain on marketable securities                   4,000           -
                                                               =========    =========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of its operations for the three months ended March 31, 1995 and its cash flows for the three months then ended.

   3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at March 31, 1995 consist of 5,000 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1995, the Partnership has recorded the marketable securities at fair value and, based upon the closing quoted price of the securities at March 31, 1995, recorded a corresponding unrealized gain totaling $17,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The results of those assessments have not been completed. The Partnership is not presently aware of any environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position. Included in administrative expenses on the statements of operations for three months ended March 31, 1995 is approximately $9,000 incurred in connection with the environmental assessments.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
       THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994:

       The Partnership's net income for the three months ended March 31, 1995 was $92,000 compared to $105,000 for the three months ended March 31, 1994, representing a decrease of $13,000. This decrease is primarily a result of decreased operating results at the Partnership's real estate facilities.

       Rental income was $530,000 compared to $550,000 for the three months ended March 31, 1995 and 1994, respectively, representing a decrease of $20,000. This decrease is primarily attributable to lower rental rates which effected an increase in occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 81% and 78% for the three months ended March 31, 1995 and 1994, respectively.

       Cost of operations (including management fees paid to affiliate) increased $14,000 to $143,000 from $130,000 for the three months ended March 31, 1995 and 1994 respectively. This increase is mainly attributable to increases in payroll and repairs and maintenance costs.

       Administrative expenses increased $7,000 for the three months ended
   March 31, 1995 compared to the same period in 1994 primarily as the result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have not been completed. However, the Partnership is not presently aware of any environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
       Cash generated from operations ($132,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.

       In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to make principal repayments that commenced in 1990 and will continue through 1996, at which time the remaining principal balance is due.

                          PART II.  OTHER INFORMATION


  ITEMS 1 through 6 are inapplicable.



                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: May 1, 1995

                                       PUBLIC STORAGE PARTNERS II, LTD.

                                       BY: Public Storage, Inc.
                                           General Partner




                                       BY: /s/ Ronald L. Havner, Jr.
                                           ----------------------------
                                           Ronald L. Havner, Jr.
                                           Vice President and Chief
                                           Financial Officer
                                           (principal accounting and
                                           financial officer)