Form 10-Q/A
period 1995-03-31
PUBLIC STORAGE PARTNERS II LTD
filed 1995-05-08
CIK 275915

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8676
                       ------

                       PUBLIC STORAGE PARTNERS II, LTD.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                        95-3146963
- - ---------------------------------------------           -----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                      91203
- - ---------------------------------------------           -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
                                                        -----------------------


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

                                    INDEX


                                                            Page
                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1995
    and December 31, 1994                                     2

  Condensed statements of operations for the three
    months ended March 31, 1995 and 1994                      3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1995                         4

  Condensed statements of cash flows for the
    three months ended March 31, 1995 and 1994                5

  Notes to condensed financial statements                   6-7

  Management's discussion and analysis of
    financial condition and results of operations           8-9

PART II.  OTHER INFORMATION                                  10

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS


                                                    March 31,     December 31,
                                                      1995           1994
                                                  -----------    -------------
           ASSETS
           ------
Cash and cash equivalents                         $   158,000    $   159,000
Marketable securities of affiliate
   at market value (cost of $68,000)                   85,000         72,000
Rent and other receivables                             42,000         32,000


Real estate facilities at cost:
   Building, land improvements and equipment        3,196,000      3,194,000
   Land                                             1,268,000      1,267,000
                                                  -----------    -----------
                                                    4,464,000      4,461,000

   Less accumulated depreciation                   (2,153,000)    (2,117,000)
                                                  -----------    -----------
                                                    2,311,000      2,344,000
                                                  -----------    -----------
Other assets                                          204,000        206,000
                                                  -----------    -----------
      Total assets                                $ 2,800,000    $ 2,813,000
                                                  ===========    ===========


       LIABILITIES AND PARTNERS' DEFICIT
       ---------------------------------

Accounts payable                                 $     9,000    $    10,000
Deferred revenue                                      87,000         74,000
Notes payable                                      9,254,000      9,384,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 10,000 units authorized, 9,890
      issued and outstanding                      (4,871,000)    (4,939,000)
   General partners' deficit                      (1,696,000)    (1,720,000)
   Unrealized gain on marketable
      securities                                      17,000          4,000
                                                 -----------    -----------

   Total partners' deficit                        (6,550,000)    (6,655,000)
                                                 -----------    -----------

   Total  liabilities and partners' deficit      $ 2,800,000    $ 2,813,000
                                                 ===========    ===========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1995            1994
                                                  -----------      -------

REVENUES:

Rental income                                         $530,000    $550,000
Dividends and other income
  (including dividends from marketable
    securities of affiliate)                             3,000           -
                                                      --------    --------
                                                       533,000     550,000
                                                      --------    --------


COSTS AND EXPENSES:

Cost of operations                                     111,000      97,000
Management fees paid to affiliate                       32,000      33,000
Depreciation and amortization                           36,000      34,000
Administrative                                          19,000      12,000
Interest expense                                       243,000     269,000
                                                      --------    --------
                                                       441,000     445,000
                                                      --------    --------

NET INCOME                                            $ 92,000    $105,000
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

                          PART II.  OTHER INFORMATION


  ITEMS  1 through 5 are inapplicable.

  ITEM 6  Exhibits and Reports on Form 8-K

             (a) The following Exhibit is included herein:

                  (27) Financial Data Schedule

             (b)  Form 8 - K

                  None.

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: May 3, 1995

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