Form 10-Q
period 1995-06-30
PUBLIC STORAGE PARTNERS II LTD
filed 1995-08-08
CIK 275915

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________

Commission File Number 0-8676
                       ------

                       PUBLIC STORAGE PARTNERS II, LTD.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         California                                         95-3146963
----------------------------------------           ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                    91203
----------------------------------------           ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No  _____
                                -----

                                    INDEX

                                                                Page
                                                                ----
PART I.   FINANCIAL INFORMATION

     Condensed balance sheets at June 30, 1995
       and December 31, 1994                                       2

     Condensed statements of operations for the three and six
       months ended June 30, 1995 and 1994                         3

     Condensed statement of partners' deficit for the
       six months ended June 30, 1995                              4

     Condensed statements of cash flows for the
       three and six months ended June 30, 1995 and 1994           5

     Notes to condensed financial statements                     6-7

     Management's discussion and analysis of
       financial condition and results of operations            8-10

PART II.  OTHER INFORMATION                                       11

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1995          1994
                                                  -----------    -----------
                                     ASSETS
                                     ------
Cash and cash equivalents                         $   195,000    $   159,000
Marketable securities of affiliate
   at market value (cost of $68,000)                   82,000         72,000
Rent and other receivables                             38,000         32,000


Real estate facilities at cost:
   Building, land improvements and equipment        3,197,000      3,194,000
   Land                                             1,267,000      1,267,000
                                                  -----------    -----------
                                                    4,464,000      4,461,000

   Less accumulated depreciation                   (2,189,000)    (2,117,000)
                                                  -----------    -----------
                                                    2,275,000      2,344,000
                                                  -----------    -----------

Other assets                                          202,000        206,000
                                                  -----------    -----------

      Total assets                                $ 2,792,000    $ 2,813,000
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

Accounts payable                                  $     1,000    $    10,000
Deferred revenue                                       77,000         74,000
Notes payable                                       9,122,000      9,384,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 10,000 units authorized, 9,890
      issued and outstanding                       (4,753,000)    (4,939,000)
   General partners' deficit                       (1,669,000)    (1,720,000)
   Unrealized gain on marketable
      securities                                       14,000          4,000
                                                  -----------    -----------

   Total partners' deficit                         (6,408,000)    (6,655,000)
                                                  -----------    -----------

   Total liabilities and partners' deficit        $ 2,792,000    $ 2,813,000
                                                  ===========    ===========

                            See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                             --------------------    ------------------------
                                               1995        1994         1995         1994
                                             --------    --------    ----------    ----------
REVENUE:

Rental income                                $558,000    $541,000    $1,088,000    $1,091,000
Dividends and other income
  (including dividends from marketable
   securities of affiliate)                     2,000           -         5,000             -
                                             --------    --------    ----------    ----------
                                              560,000     541,000     1,093,000     1,091,000
                                             --------    --------    ----------    ----------

COSTS AND EXPENSES:

Costs of operations                            97,000     108,000       208,000       205,000
Management fees paid to affiliate              34,000      32,000        66,000        65,000
Depreciation and amortization                  36,000      33,000        72,000        67,000
Administrative                                  9,000       7,000        28,000        19,000
Interest expense                              239,000     257,000       482,000       526,000
                                             --------    --------    ----------    ----------
                                              415,000     437,000       856,000       882,000
                                             --------    --------    ----------    ----------
NET INCOME                                   $145,000    $104,000    $  237,000    $  209,000
                                             ========    ========    ==========    ==========

Limited partners' share of net income
    ($23.76 per unit in 1995 and
    $20.93 per unit in 1994)                                         $  235,000    $  207,000
 General partner's share of net income                                    2,000         2,000
                                                                     ----------    ----------

                                                                     $  237,000    $  209,000
                                                                     ==========    ==========

                            See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                  Unrealized
                                                                   Gain on        Total
                                     Limited         General      Marketable     Partners
                                     Partners       Partners      Securities     Deficit
                                   ------------   -------------   ----------   ------------

Balance at December 31, 1994       $(4,939,000)    $(1,720,000)      $ 4,000   $(6,655,000)

Unrealized gain on marketable
     Securities                              -               -        10,000        10,000

Net income                             235,000           2,000             -       237,000

Equity transfer                        (49,000)         49,000             -             -
                                   -----------     -----------       -------   -----------

Balance at June 30, 1995           $(4,753,000)    $(1,669,000)      $14,000   $(6,408,000)
                                   ===========     ===========       =======   ===========

                            See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      June 30,
                                                               -----------------------
                                                                  1995         1994
                                                               ----------   ----------

Cash flows from operating activities:

      Net income                                               $ 237,000    $ 209,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                             72,000       67,000
        Increase in rent and other receivables                    (6,000)      (4,000)
        Decrease in prepaid loan fees                              5,000        5,000
        (Increase) decrease in other assets                       (1,000)      27,000
        Decrease in accounts payable                              (9,000)      (7,000)
        Increase (decrease) in deferred revenue                    3,000      (11,000)
                                                               ---------    ---------

            Total adjustments                                     64,000       77,000
                                                               ---------    ---------
            Net cash provided
                by operating activities                          301,000      286,000
                                                               ---------    ---------

Cash flows from investing activities:

      Additions to real estate facilities                         (3,000)     (20,000)
                                                               ---------    ---------

            Net cash used in
                investing activities                              (3,000)     (20,000)
                                                               ---------    ---------

Cash flows from financing activities:

      Proceeds from note payable                                       -      850,000
      Principal payment on note payable
            to affiliate                                               -     (850,000)
      Principal payments on note payable                        (262,000)    (177,000)
                                                               ---------    ---------

            Net cash used in
                financing activities                            (262,000)    (177,000)
                                                               ---------    ---------

Net increase in cash
       and cash equivalents                                       36,000       89,000

Cash and cash equivalents at
  the beginning of the period                                    159,000       90,000
                                                               ---------    ---------

Cash and cash equivalents at
   the end of the period                                       $ 195,000    $ 179,000
                                                               =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

          Increase in fair value of marketable securities      $ (10,000)   $     -
                                                               =========    =========

          Unrealized gain on marketable securities                10,000          -
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

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months then ended.

   3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at June 30, 1995 consist of 5,000 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1995, the Partnership has recorded the marketable securities at fair value and, based upon the closing quoted price of the securities at June 30, 1995, recorded a corresponding unrealized gain totaling $14,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The results of those assessments have been completed. The Partnership is not presently aware of any significant environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position. Included in administrative expenses on the statements of operations for six months ended June 30, 1995 is approximately $9,000 incurred in connection with the environmental assessments.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
       THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

       The Partnership's net income for the six months ended June 30, 1995 was $237,000 compared to $209,000 for the six months ended June 30, 1994, representing an increase of $28,000, or 13%. The Partnership's net income for the three months ended June 30, 1995 was $145,000 compared to $104,000 for the three months ended June 30, 1994, representing an increase of $41,000, or 39%. These increases are primarily a result of decreased interest expense due to lower outstanding loan balances in 1995 compared to 1994.

       Rental income was $1,088,000 compared to $1,091,000 for the six months ended June 30, 1995 and 1994, respectively, representing a decrease of $3,000. Rental income was $558,000 compared to $541,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $17,000. The slight decrease for the six months ended is primarily attributable to lower rental rates which effected an increase in occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 82% and 80% for the six months ended June 30, 1995 and 1994, respectively. Realized rent for the six months ended June 30, 1995 decreased to $.87 per occupied square foot from $.90 per occupied square foot for the six months ended June 30, 1994.

       Cost of operations (including management fees paid to an affiliate) increased $4,000 to $274,000 from $270,000 for the six months ended June 30, 1995 and 1994, respectively. This increase is mainly attributable to increases in payroll offset by a decrease in advertising cost. Cost of operations (including management fees paid to an affiliate) decreased $9,000 to $131,000 from $140,000 for the three months ended June 30, 1995 and 1994 respectively. This decrease is mainly attributable to a decrease in repairs and maintenance.

       Administrative expenses increased $9,000 for the six months ended June 30, 1995 compared to the same period in 1994 primarily as the result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have been completed. However, the Partnership is not presently aware of any significant environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
       Cash generated from operations ($301,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.

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



                                       DATED: August 4, 1995

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