Form 10-Q
period 1995-09-30
PUBLIC STORAGE PARTNERS II LTD
filed 1995-11-13
CIK 275915

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8676
                       ------

                       PUBLIC STORAGE PARTNERS II, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                     95-3146963
----------------------------------------             ----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)

       600 N. Brand Boulevard
        Glendale, California                                 91203
----------------------------------------             ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (818) 244-8080
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

                                    INDEX

                                                                 Page
                                                                 ----
PART I.   FINANCIAL INFORMATION

     Condensed balance sheets at September 30, 1995
     and December 31, 1994                                        2

     Condensed statements of operations for the three and nine
     months ended September 30, 1995 and 1994                     3

     Condensed statement of partners' deficit for the
     nine months ended September 30, 1995                         4

     Condensed statements of cash flows for the
     nine months ended September 30, 1995 and 1994                5

     Notes to condensed financial statements                    6-7

     Management's discussion and analysis of
     financial condition and results of operations              8-9

PART II.  OTHER INFORMATION                                   10-11

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                  September 30,     December 31,
                                                      1995             1994
                                                 --------------    -------------
                                                  (Unaudited)
                                 ASSETS
                                 ------

Cash and cash equivalents                         $   242,000      $   159,000
Marketable securities of affiliate
   at market value (cost of $68,000)                   93,000           72,000
Rent and other receivables                             25,000           32,000

Real estate facilities at cost:
   Building, land improvements and equipment        3,234,000        3,194,000
   Land                                             1,267,000        1,267,000
                                                  -----------      -----------
                                                    4,501,000        4,461,000

   Less accumulated depreciation                   (2,226,000)      (2,117,000)
                                                  -----------      -----------
                                                    2,275,000        2,344,000
                                                  -----------      -----------

Other assets                                          199,000          206,000
                                                  -----------      -----------

      Total assets                                $ 2,834,000      $ 2,813,000
                                                  ===========      ===========

            LIABILITIES AND PARTNERS' DEFICIT
            ---------------------------------

Accounts payable                                  $    25,000      $    10,000
Deferred revenue                                       80,000           74,000
Notes payable                                       8,988,000        9,384,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 10,000 units authorized, 9,890
      issued and outstanding                       (4,661,000)      (4,939,000)
   General partner's deficit                       (1,623,000)      (1,720,000)
   Unrealized gain on marketable
      securities                                       25,000            4,000
                                                  -----------      -----------

   Total partners' deficit                         (6,259,000)      (6,655,000)
                                                  -----------      -----------

   Total liabilities and partners' deficit        $ 2,834,000      $ 2,813,000
                                                  ===========      ===========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                            ------------------------   --------------------------
                                              1995         1994             1995          1994
                                            ---------   ------------   ----------   -------------
REVENUES:
Rental income                                $558,000      $551,000   $1,646,000      $1,642,000
Dividends and other income
  (including dividends from marketable
    securities of affiliate)                    2,000         2,000        7,000           2,000
                                             --------      --------   ----------      ----------
                                              560,000       553,000    1,653,000       1,644,000
                                             --------      --------   ----------      ----------

COSTS AND EXPENSES:

Costs of operations                           107,000       106,000      315,000         311,000
Management fees paid to affiliate              33,000        34,000       99,000          99,000
Depreciation and amortization                  37,000        36,000      109,000         103,000
Administrative                                  9,000         8,000       37,000          27,000
Interest expense                              236,000       255,000      718,000         781,000
                                             --------      --------   ----------      ----------
                                              422,000       439,000    1,278,000       1,321,000
                                             --------      --------   ----------      ----------

NET INCOME                                   $138,000      $114,000   $  375,000      $  323,000
                                             ========      ========   ==========      ==========

Limited partners' share of net income
          ($37.51 per unit in 1995 and
          $32.25 per unit in 1994)                                    $  371,000      $  319,000
General partner's share of net income                                      4,000           4,000
                                                                      ----------      ----------
                                                                      $  375,000      $  323,000
                                                                      ==========      ==========


                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                  Unrealized
                                                                   Gain on       Total
                                     Limited         General      Marketable    Partners'
                                     Partners        Partner      Securities     Deficit
                                   ------------   -------------   ----------   ------------
Balance at December 31, 1994       $(4,939,000)    $(1,720,000)      $ 4,000   $(6,655,000)

Change in unrealized gain on
     marketable securities                   -               -        21,000        21,000
Net income                             371,000           4,000             -       375,000
Equity transfer                        (93,000)         93,000             -             -
                                   -----------     -----------       -------   -----------
Balance at September 30, 1995      $(4,661,000)    $(1,623,000)      $25,000   $(6,259,000)
                                   ===========     ===========       =======   ===========

                            see accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                  1995           1994
                                                               ----------   --------------

Cash flows from operating activities:

      Net income                                               $ 375,000        $ 323,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                            109,000          103,000
        Decrease (increase) in rent and other receivables          7,000           (6,000)
        Decrease in prepaid loan fees                              8,000            8,000
        (Increase) decrease in other assets                       (1,000)          36,000
        Increase in accounts payable                              15,000           13,000
        Increase (decrease) in deferred revenue                    6,000          (14,000)
                                                               ---------        ---------
            Total adjustments                                    144,000          140,000
                                                               ---------        ---------
            Net cash provided
                by operating activities                          519,000          463,000
                                                               ---------        ---------

Cash flows from investing activities:

      Additions to real estate facilities                        (40,000)         (40,000)
                                                               ---------        ---------
            Net cash used in investing activities                (40,000)         (40,000)
                                                               ---------        ---------

Cash flows from financing activities:

      Proceeds from note payable                                       -          850,000
      Principal payment on note payable
            to affiliate                                               -         (850,000)
      Principal payments on note payable                        (396,000)        (303,000)
                                                               ---------        ---------
            Net cash used in financing activities               (396,000)        (303,000)
                                                               ---------        ---------

Net increase in cash and cash equivalents                         83,000          120,000

Cash and cash equivalents at the beginning of the period         159,000           90,000
                                                               ---------        ---------
Cash and cash equivalents at the end of the period             $ 242,000        $ 210,000
                                                               =========        =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   Increase in fair value of marketable securities             $ (25,000)       $       -
                                                               =========        =========
   Unrealized gain on marketable securities                    $  25,000        $       -
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

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months then ended.

   3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at September 30, 1995 consist of 5,000 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1995, the Partnership has recorded the marketable securities at fair value and, based upon the closing quoted price of the securities at September 30, 1995, recorded a corresponding unrealized gain totaling $25,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicated that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Company's financial position. Included in administrative expenses on the statements of operations for nine months ended September 30, 1995 is approximately $9,000 incurred in connection with the environmental assessments.

   6. PSI, the general partner of the Partnership, and Public Storage Management, Inc. ("PSMI"), the Partnership's mini-warehouse property manager, have entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and SEI, dated as of June 30, 1995, pursuant to which PSMI would be merged into SEI. Prior to the merger, substantially all of the United States real estate interests of PSI, together with Public Storage Commercial Properties Group, Inc. and Public Storage Advisers, Inc. (SEI's investment adviser), will be combined with PSMI. Upon completion of the merger, which is scheduled to occur in November 1995, SEI would replace PSI as a general partner of the Partnership. The merger is subject to a number of conditions.

      In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSMI or SEI made prior to December 15, 1995, the Partnership agrees to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

       The Partnership's net income for the nine months ended September 30, 1995 was $375,000 compared to $323,000 for the nine months ended September 30, 1994, representing an increase of $52,000, or 16%. The Partnership's net income for the three months ended September 30, 1995 was $138,000 compared to $114,000 for the three months ended September 30, 1994, representing an increase of $24,000, or 21%. These increases are primarily a result of decreased interest expense due to lower outstanding loan balances in 1995 compared to 1994.

       Rental income was $1,646,000 compared to $1,642,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $4,000. Rental income was $558,000 compared to $551,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $7,000. The slight increase for the nine months ended is primarily attributable to higher occupancy levels partially as a result of lowering rental rates at three of the Partnership's four facilities. The weighted average occupancy levels at the mini-warehouse facilities were 83% and 80% for the nine months ended September 30, 1995 and 1994, respectively. Realized rent for the nine months ended September 30, 1995 decreased to $.86 per occupied square foot from $.90 per occupied square foot for the nine months ended September 30, 1994.

       Cost of operations (including management fees paid to an affiliate) increased $4,000 to $414,000 from $410,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase is mainly attributable to increases in payroll offset by a decrease in repairs and maintenance. Cost of operations (including management fees paid to an affiliate) remained stable for the three months ended September 30, 1995 and 1994 respectively.

       Administrative expenses increased $10,000 for the nine months ended September 30, 1995 compared to the same period in 1994 primarily as the result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have been completed. However, the Partnership is not presently aware of any significant environmental matters with respect to any of its properties which would have a materially adverse effect on the Partnership's financial position.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
       Cash generated from operations ($519,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

       In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to make principal repayments that commenced in 1990 and will continue through 1996, at which time the remaining principal balance is due.

       At September 30, 1995 the Partnership held 5,000 shares of common stock (marketable securities) with a fair value totaling $93,000 (cost basis of $68,000 at September 30, 1995) in Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $1,000 and $3,000 in dividends for the three and nine months ended September 30, 1995 and included these amounts in other income on the condensed Statements of Operations. As of September 30, 1995, SEI's stock price per share has increased $5.00 over the Partnership's cost resulting in a $25,000 increase in the aggregate value of these securities.

                          PART II.  OTHER INFORMATION


  ITEMS 1 through 5 are inapplicable.

  ITEM 6  Exhibits and Reports on Form 8-K

             (a) The following exhibits are included herein:

                 (10) Amendment to Management Agreement among Public Storage Management, Inc., Storage Equities, Inc. and the Partnership, dated as of November 13, 1995.

                 (27)  Financial Data Schedule

             (b) Form 8 - K

                  None.

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: November 13, 1995

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