Form 10-Q
period 1996-03-31
PUBLIC STORAGE PARTNERS II LTD
filed 1996-05-14
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------   ------------------

Commission File Number 0-8676

                        PUBLIC STORAGE PARTNERS II, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-3146963
- -------------------------------                          ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

         701 Western Ave.
       Glendale, California                                         91201
- ----------------------------------------                        ---------------
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

                                    Yes X   No
                                       --     ---

                                      INDEX

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1996
    and December 31, 1995                                                   2

  Condensed statements of income for the three
    months ended March 31, 1996 and 1995                                    3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1996                                       4

  Condensed statements of cash flows for the
    three months ended March 31, 1996 and 1995                              5

  Notes to condensed financial statements                                   6

  Management's discussion and analysis of
    financial condition and results of operations                          7-8


PART II.  OTHER INFORMATION                                                 9

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS


                                                       March 31,    December 31,
                                                         1996          1995
                                                      ----------     ----------

                                     ASSETS
                                     ------

Cash and cash equivalents                            $   112,000    $      --
Rent and other receivables                                22,000         23,000


Real estate facilities at cost:
      Building, land improvements and equipment        3,284,000      3,281,000
      Land                                             1,268,000      1,267,000
                                                      ----------     ----------
                                                       4,552,000      4,548,000

      Less accumulated depreciation                   (2,305,000)    (2,265,000)
                                                      ----------     ----------


                                                       2,247,000      2,283,000

Other assets                                             247,000        279,000
                                                      ----------     ----------

           Total assets                              $ 2,628,000    $ 2,585,000
                                                      ==========     ==========


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                     $    79,000    $    35,000
Deferred revenue                                          75,000         74,000
Notes payable                                          8,447,000      8,602,000

Partners' deficit:
      Limited partners' deficit, $500 per
           unit, 10,000 units authorized, 9,890
           issued and outstanding                     (4,430,000)    (4,544,000)
      General partners' deficit                       (1,543,000)    (1,582,000)
                                                      ----------     ----------

      Total partners' deficit                         (5,973,000)    (6,126,000)


      Total  liabilities and partners' deficit       $ 2,628,000    $ 2,585,000
                                                      ==========     ==========


                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                          1996            1995
                                                        --------        --------
                                                                      (restated)
REVENUES:

Rental income                                           $567,000        $530,000
Other income                                                --             3,000
                                                        --------        --------

                                                         567,000         533,000
                                                        --------        --------


COSTS AND EXPENSES:

Cost of operations                                       117,000         111,000
Management fees paid to affiliate                         31,000          32,000
Depreciation and amortization                             40,000          36,000
Administrative                                             8,000           9,000
Environmental cost                                          --            10,000
Interest expense                                         218,000         243,000
                                                        --------        --------

                                                         414,000         441,000
                                                        --------        --------

NET INCOME                                              $153,000        $ 92,000
                                                        ========        ========


Limited partners'
   share of net income
   ($15.27 per unit in 1996
    and $9.20 per unit in 1995)                        $151,000         $ 91,000

General partners' share
   of net income                                          2,000            1,000
                                                        --------        --------

                                                       $153,000         $ 92,000
                                                        ========        ========


                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                        Total
                                        Limited        General        Partners'
                                        Partners      Partners         Deficit
                                      -----------    -----------    ------------

Balance at December 31, 1995          $(4,544,000)   $(1,582,000)   $(6,126,000)

Net Income                                151,000          2,000        153,000

Equity transfer                           (64,000)        64,000           --
                                      -----------    -----------    ------------

Balance at March 31, 1996             $(4,457,000)   $(1,516,000)   $(5,973,000)
                                      ===========    ===========    ============




                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
                                                                     (restated)
Cash flows from operating activities:

  Net income                                            $ 153,000    $  92,000


  Adjustments to reconcile net
       income to net cash provided
       by operating activities:

    Depreciation and amortization                          40,000       36,000
    Decrease (increase) in rent and other receivables       1,000      (10,000)
    Decrease in prepaid loan fees                           3,000        3,000
    Amortization of prepaid management fees                31,000         --
    Decrease (increase) in other assets                    (2,000)      (1,000)
    Increase (decrease) in accounts payable                44,000       (1,000)
    Increase (decrease) in deferred revenue                 1,000       13,000
                                                        ---------    ---------

       Total adjustments                                  118,000       40,000
                                                        ---------    ---------
       Net cash provided
          by operating activities                         271,000      132,000
                                                        ---------    ---------

Cash flows from investing activities:

  Additions to real estate facilities                      (4,000)      (3,000)
                                                        ---------    ---------

       Net cash used in
          investing activities                             (4,000)      (3,000)
                                                        ---------    ---------

Cash flows from financing activities:

  Principal payments on note payable                     (155,000)    (130,000)
                                                        ---------    ---------

       Net cash used in
          financing activities                           (155,000)    (130,000)
                                                        ---------    ---------

Net increase (decrease) in
  cash and cash equivalents                               112,000       (1,000)

Cash and cash equivalents at
  the beginning of the period                                --        159,000
                                                        ---------    ---------

Cash and cash equivalents at
  the end of the period                                 $ 112,000    $ 158,000
                                                        =========    =========



                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of its operations for the three months ended March 31, 1996 and its cash flows for the three months then ended.

 3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

 4. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $83,000. The Partnership expensed $31,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $52,000, is included in other assets in the Balance Sheet at March 31, 1996.

 5. Certain prior year amounts have been reclassified to conform with the 1996 classifications.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

     Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $153,000 compared to $92,000 for the three months ended March 31, 1995, representing an increase of $61,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

     Rental income was $567,000 compared to $530,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $37,000. This increase is primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 81% and 78% for the three months ended March 31, 1996 and 1995, respectively. Realized rent for the three months ended March 31, 1996 increased to $.88 per occupied square foot from $.86 per occupied square foot for the three months ended March 31, 1995.

     Cost of operations (including management fees paid to affiliate) increased $5,000 to $148,000 from $143,000 for the three months ended March 31, 1996 and 1995, respectively. This increase is mainly attributable to increases in property tax expense.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Partnership expensed $31,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $3,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     Interest expense decreased $25,000 to $218,000 from $243,000 for the three months ended March 31, 1996 and 1995 respectively. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

     In 1995, the Partnership incurred cost of $10,000 to conduct environmental assessments of its properties to evaluate the environmental condition of and potential environmental liabilities of such properties. Those assessments did not indicate any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations. No such cost was incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Cash generated from  operations  ($271,000 for the three months ended March
31,  1996)  has  been  sufficient  to  meet  all  current   obligations  of  the
Partnership.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to make principal repayments that commenced in 1990 and will continue through November 2002, at which time the remaining principal is due.

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

                                          DATED: May 14, 1996

                                          PUBLIC STORAGE PARTNERS II, LTD.

                                          BY:    Public Storage, Inc.
                                                 General Partner


                                          BY:    /s/ Ronald L. Havner, Jr.
                                                 -------------------------
                                                 Ronald L. Havner, Jr.
                                                 Vice President and Chief
                                                 Financial Officer