Form 10-Q
period 1996-06-30
PUBLIC STORAGE PARTNERS II LTD
filed 1996-08-13
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------   -----------------

Commission File Number 0-8676
                       ------

                        PUBLIC STORAGE PARTNERS II, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                            95-3146963
- --------------------------------                       ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

       701 Western Avenue
       Glendale, California                                          91201
- ---------------------------------------                            ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:            (818) 244-8080
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

                                    Yes X  No
                                        --   --

                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at June 30, 1996
    and December 31, 1995                                                     2

  Condensed statements of operations for the three and six
    months ended June 30, 1996 and 1995                                       3

  Condensed statement of partners' deficit for the
    six months ended June 30, 1996                                            4

  Condensed statements of cash flows for the
   six months ended June 30, 1996 and 1995                                    5

  Notes to condensed financial statements                                     6

  Management's discussion and analysis of
    financial condition and results of operations                           7-8


PART II.  OTHER INFORMATION                                                   9


                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                    June 30,                 December 31,
                                                                                      1996                       1995
                                                                               --------------------      ---------------------
                                                                                   (Unaudited)
                                     ASSETS

   Cash and cash equivalents                                                     $          57,000          $              -

   Rent and other receivables                                                               13,000                     23,000


   Real estate facilities, at cost:
        Buildings and equipment                                                          3,320,000                  3,281,000
        Land                                                                             1,267,000                  1,267,000
                                                                               --------------------      ---------------------
                                                                                         4,587,000                  4,548,000
        Less accumulated depreciation                                                   (2,346,000)                (2,265,000)
                                                                               --------------------      ---------------------

                                                                                         2,241,000                  2,283,000
                                                                               --------------------      ---------------------

   Other assets                                                                            252,000                    279,000
                                                                               --------------------      ---------------------

             Total assets                                                        $       2,563,000          $       2,585,000
                                                                               ====================      =====================


                        LIABILITIES AND PARTNERS' EQUITY


   Accounts payable                                                              $          20,000          $          35,000
   Deferred revenue                                                                                                    74,000
                                                                                            66,000
   Notes payable                                                                         8,307,000                  8,602,000

   Partners' deficit:
        Limited partners' deficit, $500 per
             unit, 10,000 units authorized,
             9,890 issued and outstanding                                               (4,324,000)                (4,544,000)
        General partners' deficit                                                       (1,506,000)                (1,582,000)
                                                                               --------------------      ---------------------

        Total partners' deficit                                                         (5,830,000)                (6,126,000)
                                                                               --------------------      ---------------------

             Total liabilities and partners' deficit                             $       2,563,000          $       2,585,000
                                                                               ====================      =====================


                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                  ---------------------------------------  -------------------------------------
                                                        1996                 1995                1996                1995
                                                  ------------------   ------------------  -----------------   -----------------
                                                                                                                  (Restated)
REVENUE:

Rental income                                      $        560,000      $       558,000    $     1,127,000      $    1,088,000
Dividends and other income
     (including dividends from marketable
     securities of affiliate in 1995)                         1,000                2,000              1,000               5,000
                                                  ------------------   ------------------  -----------------   -----------------
                                                            561,000              560,000          1,128,000           1,093,000
                                                  ------------------   ------------------  -----------------   -----------------

COSTS AND EXPENSES:

Cost of operations                                          114,000               97,000            231,000             208,000
Management fees paid to affiliate                            31,000               34,000             62,000              66,000
Depreciation                                                 41,000               36,000             81,000              72,000
Administrative                                               10,000                9,000             18,000              18,000
Environmental cost                                                -                    -                  -              10,000
Interest expense                                            222,000              239,000            440,000             482,000
                                                  ------------------   ------------------  -----------------   -----------------
                                                            418,000              415,000            832,000             856,000
                                                  ------------------   ------------------  -----------------   -----------------
NET INCOME                                         $        143,000       $      145,000    $       296,000      $      237,000
                                                  ==================   ==================  =================   =================

Limited partners' share of net income
     ($29.63 per unit in 1996 and $23.76
     per unit in 1995)                                                                      $       293,000      $      235,000
General partners' share of net income                                                                 3,000               2,000
                                                                                           ----------------    -----------------
                                                                                            $      296,000       $      237,000
                                                                                           =================   =================


                             See accompanying notes.
                                        3

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)






                                                                       Total
                                 Limited           General           Partners'
                                 Partners         Partners            Deficit
                              -------------     ------------        -----------


Balance at December 31, 1995  ($4,544,000)      ($1,582,000)       ($6,126,000)

Net income                        293,000             3,000            296,000

Equity transfer                   (73,000)           73,000                  -
                              -------------     ------------        -----------


Balance at June 30, 1996      ($4,324,000)      ($1,506,000)       ($5,830,000)
                              =============     ============        ===========


                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                -------------------------------------------
                                                                                       1996                    1995
                                                                                --------------------    -------------------
                                                                                                           (restated)
Cash flows from operating activities:
  Net income                                                                         $ 296,000            $ 237,000

  Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation                                                                     81,000               72,000

       Decrease (increase) in rent and other receivables                                10,000               (6,000)

       Decrease in prepaid loan fees                                                     5,000                5,000

       Amortization of prepaid management fees                                          62,000                 --

       Increase in other assets                                                        (40,000)              (1,000)

       Decrease in accounts payable                                                    (15,000)              (9,000)

       (Decrease) increase in deferred revenue                                          (8,000)               3,000
                                                                                     ---------            ---------

            Total adjustments                                                           95,000               64,000
                                                                                     ---------            ---------

            Net cash provided by operating activities                                  391,000              301,000
                                                                                     ---------            ---------

Cash flows from investing activities:

  Additions to real estate facilities                                                  (39,000)              (3,000)
                                                                                     ---------            ---------

            Net cash used in investing activities                                      (39,000)              (3,000)
                                                                                     ---------            ---------

Cash flows from financing activities:

  Principal payments on mortgage notes payable                                        (295,000)            (262,000)
                                                                                     ---------            ---------

            Net cash used in financing activities                                     (295,000)            (262,000)
                                                                                     ---------            ---------

Net increase in cash and cash equivalents                                               57,000               36,000

Cash and cash equivalents at the beginning of the period                                  --                159,000
                                                                                     ---------            ---------

Cash and cash equivalents at the end of the period                                   $  57,000            $ 195,000
                                                                                     =========            =========

Supplemental schedule of noncash investing and financing activities:

 Increase in fair value of marketable securities                                     $    --              $ (10,000)
                                                                                     =========            =========

 Unrealized gain on marketable securities                                                 --                 10,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $83,000. The Partnership expensed $62,000 of the prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $21,000, is included in other assets in the Balance Sheet at June 30, 1996.

5. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

     Three and six months ended June 30, 1996 compared to three and six months ended June 30, 1995:

     The Partnership's net income for the six months ended June 30, 1996 was $296,000 compared to $237,000 for the six months ended June 30, 1995, representing an increase of $59,000, or 25%. The Partnership's net income for the three months ended June 30, 1996 was $143,000 compared to $145,000 for the three months ended June 30, 1995, representing a decrease of $2,000. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.
     Rental income was $1,127,000 compared to $1,088,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $39,000 or 4%. Rental income was $560,000 compared to $558,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $2,000. The increase for the six months ended is primarily attributable to an increase in occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 86% and 82% for the six months ended June 30, 1996 and 1995, respectively. Realized rent for the six months ended June 30, 1996 remained constant at $.87 per occupied square foot for both six month periods ended June 30, 1996 and 1995.
     Cost of operations (including management fees paid to an affiliate) increased $19,000 or 7% to $293,000 from $274,000 for the six months ended June 30, 1996 and 1995, respectively. This increase is mainly attributable to increases in repairs and maintenance, payroll, and advertising expenses. Cost of operations (including management fees paid to an affiliate) increased $14,000 or 11% to $145,000 from $131,000 for the three months ended June 30, 1996 and 1995 respectively. This increase is mainly attributable to an increase in repairs and maintenance expense.
     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Partnership expensed $62,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $5,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense decreased $42,000 to $440,000 from $482,000 for the six months ended June 30, 1996 and 1995, respectively. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.
     In 1995, the Partnership incurred cost of $10,000 to conduct environmental assessments of its properties to evaluate the environmental condition of and potential environmental liabilities of such properties. Those assessments did not indicate any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations. No such cost was incurred in 1996.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Cash generated from operations ($391,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's notes payable.
     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to make principal repayments that commenced in 1990 and will continue through 1996, at which time the remaining principal balance is due.

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



                                          DATED: August 13, 1996

                                          PUBLIC STORAGE PARTNERS II, LTD.

                                          BY:    Public Storage, Inc.
                                                 General Partner



                                          BY:    /s/ Ronald L. Havner, Jr.
                                                 -----------------------------
                                                 Ronald L. Havner, Jr.
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (principal financial officer)