Form 10-Q
period 1996-09-30
PUBLIC STORAGE PARTNERS II LTD
filed 1996-11-12
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to
                              ------  ------
Commission File Number 0-8676
                       ------
                        PUBLIC STORAGE PARTNERS II, LTD.
                   --------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                              95-3146963
--------------------------------                           --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Avenue
       Glendale, California                                            91201
--------------------------------                           --------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                           --------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

                                      INDEX
                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1996
    and December 31, 1995                                                  2

  Condensed statements of income for the three and nine
    months ended September 30, 1996 and 1995                               3

  Condensed statement of partners' deficit for the
    nine months ended September 30, 1996                                   4

  Condensed statements of cash flows for the
   nine months ended September 30, 1996 and 1995                           5

  Notes to condensed financial statements                                  6

  Management's discussion and analysis of
    financial condition and results of operations                        7-8


PART II.  OTHER INFORMATION                                                9

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                   September 30,             December 31,
                                                                                      1996                       1995
                                                                                --------------------      --------------------
                                                                                   (Unaudited)
                                     ASSETS


   Cash and cash equivalents                                                    $    137,000              $           -
   Rent and other receivables                                                         27,000                     23,000

   Real estate facilities, at cost:
        Buildings and equipment                                                    3,357,000                  3,281,000
        Land                                                                       1,267,000                  1,267,000
                                                                                -------------------      ---------------------
                                                                                   4,624,000                  4,548,000
        Less accumulated depreciation                                             (2,390,000)                (2,265,000)
                                                                                -------------------      ---------------------

                                                                                   2,234,000                  2,283,000
                                                                                -------------------      ---------------------

   Other assets                                                                      193,000                    279,000
                                                                                -------------------      ---------------------

             Total assets                                                       $  2,591,000              $   2,585,000
                                                                                ===================      =====================


                        LIABILITIES AND PARTNERS' DEFICIT


   Accounts payable                                                             $     18,000              $      35,000
   Deferred revenue                                                                   68,000                     74,000
   Notes payable                                                                   8,163,000                  8,602,000

   Partners' deficit:
        Limited partners' deficit, $500 per
             unit, 10,000 units authorized,
             9,890 issued and outstanding                                         (4,197,000)                (4,544,000)
        General partner's deficit                                                 (1,461,000)                (1,582,000)
                                                                                --------------------      ---------------------

        Total partners' deficit                                                   (5,658,000)                (6,126,000)
                                                                                --------------------      ---------------------

             Total liabilities and partners' deficit                            $  2,591,000              $   2,585,000
                                                                                ====================      =====================

                             See accompanying notes.
                                        2


                        PUBLIC STORAGE PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
                                                  ---------------------------------------  -----------------------------------
                                                        1996                 1995                1996               1995
                                                  ------------------   ------------------  -----------------   ---------------
                                                                          (Restated)                             (Restated)
REVENUE:

Rental income                                      $   593,000          $   558,000        $ 1,720,000         $1,646,000
Dividends and other income
     (including dividends from marketable
     securities of affiliate in 1995)                    1,000                2,000              2,000              7,000
                                                  ------------------   ------------------  -----------------   ---------------
                                                       594,000              560,000          1,722,000          1,653,000
                                                  ------------------   ------------------  -----------------   ---------------

COSTS AND EXPENSES:

Cost of operations                                     121,000              107,000            352,000            315,000
Management fees paid to affiliate                       33,000               33,000             95,000             99,000
Depreciation                                            44,000               37,000            125,000            109,000
Administrative                                           9,000                9,000             27,000             27,000
Environmental cost                                           -                    -                  -             10,000
Interest expense                                       215,000              236,000            655,000            718,000
                                                  ------------------   ------------------  -----------------   ---------------
                                                       422,000              422,000          1,254,000          1,278,000
                                                  ------------------   ------------------  -----------------   ---------------

NET INCOME                                          $  172,000           $  138,000         $  468,000         $  375,000
                                                  ==================   ==================  =================   ===============

Limited partners' share of net income
     ($46.81 per unit in 1996 and $37.51
     per unit in 1995)                                                                      $  463,000         $  371,000
General partner's share of net income                                                            5,000              4,000
                                                                                           -----------------   ---------------
                                                                                            $  468,000         $  375,000
                                                                                           =================   ===============

                             See accompanying notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)
                                                                                                             Total
                                                                   Limited               General            Partners'
                                                                   Partners              Partner             Deficit
                                                           ------------------------------------------------------------

     Balance at December 31, 1995                               ($4,544,000)          ($1,582,000)         ($6,126,000)

     Net income                                                                                                468,000
                                                                    463,000                 5,000

     Equity transfer                                                                                                 -
                                                                   (116,000)              116,000
                                                           -----------------      ----------------      ---------------

     Balance at September 30, 1996                              ($4,197,000)          ($1,461,000)         ($5,658,000)
                                                           =================      ================      ===============

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                -----------------------------------------------
                                                                                       1996                        1995
                                                                                --------------------        -------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                            $        468,000           $        375,000

          Adjustments to reconcile net income to net cash provided by operating activities

               Depreciation                                                              125,000                    109,000
               (Increase) decrease in rent and other receivables                          (4,000)                     7,000
               Decrease in prepaid loan fees                                               8,000                      8,000
               Amortization of prepaid management fees                                    83,000                          -
               Increase in other assets                                                   (5,000)                    (1,000)
               (Decrease) increase in accounts payable                                   (17,000)                    15,000
               (Decrease) increase in deferred revenue                                    (6,000)                     6,000
                                                                                --------------------        -------------------

                    Total adjustments                                                    184,000                    144,000
                                                                                --------------------        -------------------

                    Net cash provided by operating activities                            652,000                    519,000
                                                                                --------------------        -------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to real estate facilities                                            (76,000)                   (40,000)
                                                                                --------------------        -------------------

                    Net cash used in investing activities                                (76,000)                   (40,000)
                                                                                --------------------        -------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

          Principal payments on mortgage notes payable                                 (439,000)                   (396,000)
                                                                                --------------------        -------------------

                    Net cash used in financing activities                              (439,000)                   (396,000)
                                                                                --------------------        -------------------

     Net increase in cash and cash equivalents                                          137,000                      83,000


      Cash and cash equivalents at the beginning of the period                                -                     159,000
                                                                                --------------------        -------------------

     Cash and cash equivalents at the end of the period                         $       137,000            $        242,000
                                                                                ====================        ====================


     Supplemental schedule of noncash investing and financing activities:

          Increase in fair value of marketable securities                       $             -            $        (25,000)
                                                                                ====================        ====================

          Unrealized gain on marketable securities                                            -                      25,000
                                                                                ====================        ====================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Partnership prepaid eight months of 1996 management fees at a cost of $83,000. The amount has been amortized at management fees paid to affiliate during the nine months ended September 30, 1996.

5. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income for the nine months ended September 30, 1996 was $468,000 compared to $375,000 for the nine months ended September 30, 1995, representing an increase of $93,000, or 25%. The Partnership's net income for the three months ended September 30, 1996 was $172,000 compared to $138,000 for the three months ended September 30, 1995, representing an increase of $34,000 or 25%. These increases are primarily a result of increased rental income combined with decreased interest expense due to lower outstanding loan balances in 1996 compared to 1995 .

     Rental income was $1,720,000 compared to $1,646,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $74,000 or 5%. Rental income was $593,000 compared to $558,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $35,000 or 6%. The increase for both the three and the nine months ended September 30, 1996 is primarily attributable to an increase in occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 86% and 84% for the nine months ended September 30, 1996 and 1995, respectively. Realized rent for the nine months ended September 30, 1996 increased to $.88 per occupied square foot from $.86 per occupied square foot for the nine month ended September 30, 1995.

     Cost of operations (including management fees paid to an affiliate) increased $33,000 or 8% to $447,000 from $414,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is mainly attributable to increases in repairs and maintenance, payroll, and advertising expenses. Cost of operations (including management fees paid to an affiliate) increased $14,000 or 10% to $154,000 from $140,000 for the three months ended September 30, 1996 and 1995 respectively. This increase is mainly attributable to an increase in repairs and maintenance expense.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during the nine months ended September 30, 1996 The amount is included in management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $8,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     Interest expense decreased $63,000 to $655,000 from $718,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($652,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's notes payable.

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



                                          DATED: November 12, 1996

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