Form 10-K
period 1996-12-31
PUBLIC STORAGE PARTNERS II LTD
filed 1997-03-28
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from      to
                              ------  -------

Commission File Number 0-8676

                        PUBLIC STORAGE PARTNERS II, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                                95-3146963
-------------------------------                         ----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

      701 Western Avenue
      Glendale, California                                               91201
---------------------------------------                 ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         --------

General
-------

     Public Storage Partners II, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in November 1976. The Partnership raised $4,945,000 in gross proceeds by selling 9,890 units of limited partnership interest ("Units") in an intrastate offering, available only to California residents, which commenced in February, 1977 and was completed in August 1977. The Partnership was formed to engage in the business of developing and operating storage space for personal and business use ("mini-warehouses").

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was the Partnership's general partner) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became the general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

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

     The  Partnership's   objective  are  to  (i)  maximize  the  potential  for
appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in October 1986.

     The term of the Partnership is until all properties have been sold and, in any event, not later than September 30, 2036.

Investment in Facilities
------------------------

     At  December  31,  1996,  the  Partnership   owned  four  properties.   The
Partnership purchased its last property in October 1977.

     The  Partnership  believes that its operating  results have  benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

Mini-warehouse Properties
-------------------------

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

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

   * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.


     * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 84% in 1995 to 86% in 1996. Realized monthly rents per square foot increased from $.86 in 1995 to $.88 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by approximately 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------

     The Partnership's mini-warehouses are managed by PSI (as successor-in interest to PSMI) under a Management Agreement. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated.


     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.


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

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days' written notice by either party.

Competition
-----------

     Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

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

Employees
---------

     There are 4 persons who render services on behalf of the Partnership on a full-time basis, and 11 persons who render services on a part-time basis. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 2.  PROPERTIES.

     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership:

                                          Net Rentable          Number
     Location         Size of Parcel        Area               of Spaces        Date of Purchase    Completion Date
-----------------    ----------------   ----------------     ------------     -------------------   ---------------
CALIFORNIA
Eagle Rock              3.65 acres        70,000 sq. ft.           687           Oct. 21, 1977        Apr. 1978

Long Beach              3.32 acres        70,000 sq. ft.           705           July 22, 1977        Dec. 1977

Los Angeles             3.14 acres        59,000 sq. ft.           568           Mar. 17, 1978         May 1978

San Dimas               2.93 acres        54,000 sq. ft.           537           Aug. 3, 1977         Dec. 1977


     The weighted average occupancy levels for the mini-warehouse facilities were 86% and 84% in 1996 and 1995, respectively.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $10,000 in 1995 for known environmental remediation requirements.

     The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in Item 14(a).

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     No material legal proceeding is pending against the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         -------------------------------------------------------------------

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

     Exclusive of the General Partner's interest in the Partnership, as of December 31, 1996, there were approximately 457 record holders of Units.

     Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deductions for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the General Partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments on its debt that commenced in 1992.

     Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------


   For the Year Ended December 31,          1996           1995            1994            1993            1992
------------------------------------------------------------------------------------------------------------------

Revenues (2)                            $2,300,000      $2,242,000     $2,187,000      $2,532,000      $2,265,000

Depreciation                               169,000         148,000        139,000         139,000         136,000

Interest expense                           849,000         950,000      1,026,000       1,199,000       1,184,000

Net income                                 638,000         533,000        433,000         588,000         347,000

Limited partners' share                    631,000         528,000        428,000         582,000         343,000

General partner's share                      7,000           5,000          5,000           6,000           4,000

Limited partners' per unit data (1):

    Net income                               63.80           53.39          43.28           58.85           34.68

As of December 31
-----------------
Cash and cash equivalents                 $163,000     $         -       $159,000         $90,000        $275,000


Total assets                            $2,566,000      $2,585,000     $2,813,000      $2,806,000      $3,625,000

Notes payable                           $7,984,000      $8,602,000     $9,384,000      $9,815,000     $11,188,000


-----------------------
(1) Per unit data is based on the weighted average number of the limited partnership units (9,890) outstanding during the period.

(2) Revenues for the years ended December 31, 1993 and 1995, include gains on sale of marketable securities of an affiliate of $312,000 ($31.26 per unit) and $21,000 ($2.10 per Unit), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $638,000 compared to $533,000 in 1995, representing an increase of $105,000. This increase is primarily due to a decrease in interest expense and an increase in property net operating income.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $21,000 from $1,497,000 in 1995 to $1,518,000 in 1996. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

     Rental income was $2,296,000 in 1996 compared to $2,211,000 in 1995, representing an increase of $85,000. This increase was primarily attributable to increased occupancies at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 86% and 84% in 1996 and 1995, respectively. The average monthly realized rent per square foot at the mini-warehouses was $0.88 in 1996 compared to $0.86 in 1995.

     Cost of operations (including management fees paid to an affiliate) was $609,000 and $566,000 in 1996 and 1995, respectively, representing an increase of $43,000, or 8%. This increase was primarily attributable to increases in advertising and repairs and maintenance costs.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during 1996. The amount is included in management fees paid to affiliate in the statements of income. As a result of the prepayment, the Partnership saved approximately $8,000 in management fees, based on the management fees that would have been payable on rental income generated during 1996 compared to the amount prepaid.

     Interest expense was $849,000 and $950,000 in 1996 and 1995, respectively, representing a decrease of $101,000, or 11%. The decrease was primarily a result of a reduction in the average outstanding debt balance in 1996 compared to 1995.

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

     In November 1995, the Partnership sold its marketable securities for $89,000 and realized a gain on sale of $21,000.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $10,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Cost of operations (including management fees paid to an affiliate ) was $566,000 and $554,000 in 1995 and 1994, respectively, representing an increase of $12,000 or 2%. This increase was primarily attributable to increases in payroll cost, and management fees paid to an affiliate as a result of an increase in rental revenues.

     Interest   expense  was   $950,000  and   $1,026,000   in  1995  and  1994,
respectively, representing a decrease of $76,000 or 7%. The decrease was primarily a result of a reduction in the average outstanding debt balance in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow from operating activities ($860,000 in 1996) has been sufficient to meet all current obligations of the Partnership. During 1997, the Partnership anticipates approximately $143,000 of capital improvements compared to $79,000 in 1996, $87,000 in 1995 and $45,000 in 1994.

     In January 1996 the Partnership obtained a $230,000 loan from PSI to repay and terminate an unsecured note payable to Wells Fargo Bank. The PSI loan bore interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $17,708. In December 1996 the loan was paid in full.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $83,000. The amount has been amortized as management fees paid to affiliate during 1996.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal payments that commenced in 1992.

     The distributions to the limited partners and general partner for each of the prior years were as follows:

                               1977                     $88,000
                               1978                     394,000
                               1979                     706,000
                               1980                     843,000
                               1981                   1,032,000
                               1982                   1,087,000
                               1983                   1,128,000
                               1984                   1,481,000
                               1985                   1,800,000
                               1986                  13,352,000
                               1987                     369,000
                               1988                     400,000
                               1989                     417,000
                               1990                     283,000
                               1991                           -
                               1992                           -
                               1993                           -
                               1994                           -
                               1995                           -
                               1996                           -


     During 1986, the Partnership financed all of its facilities with a $12,075,000 loan. Proceeds of $11,920,000 were distributed to the partners in October 1986 and are included in the 1986 distribution. At December 31, 1996, the outstanding balance of the mortgage note was $7,984,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------------------------

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

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


  Name                        Positions with PSI
----------------------        -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Hugh W. Horne                 Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Uri P. Harkham                Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively , the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc., and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice President of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITs since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of the PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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


Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------
     Based on a review of the reports filed under Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1996, Hughes (a director and executive officer of PSI, the General Partner, and an owner of more than 10% of the Units) filed one report on Form 4 which disclosed (in addition to transactions that were timely reported) five transactions that were not timely reported.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partner and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 28, 1997, the following persons beneficially owned more than 5% of the Units:

                                   Name and Address of
       Title of Class               Beneficial Owners            Beneficial Ownership      Percent of Class
-----------------------       ----------------------------     ------------------------    ----------------

Units of Limited              Public Storage, Inc.              4,038 Units (1)             40.8%
Partnership Interest          701 Western Avenue
                              2nd Floor
                              Glendale, California  91201

Units of Limited              B. Wayne Hughes                   1,102 Units (2)               11.1%
Partnership Interest          701 Western Avenue
                              2nd Floor
                              Glendale, California  91201


(1) Includes (i) 3,174 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 864 Units which PSI has an option to acquire (together with other securities) from BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

(2) Includes (i) 238 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 864 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

     (b)  The Partnership has no officers and directors.

          The General Partner (or its predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partner's capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI , the General Partner, and Hughes, a director and executive officer of PSI, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (13 persons), own an aggregate of 1,128 Units, representing 11.4% of the Units (including the 1,102 Units beneficially owned by Hughes as set forth above.).


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     The Partnership Agreement provides that the General Partner will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 1996, there were no incentive distributions paid by the Partnership.

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1996, the Partnership paid fees of $47,000 to PSI pursuant to the Management Agreement.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $83,000. The amount has been amortized as management fees paid to affiliate during 1996.

                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

     (a) List of Documents filed as part of the Report.

         1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

         2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

         3.   Exhibits: See Exhibit Index contained below.


     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1996.

     (c) Exhibits:  See Exhibit Index contained below.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS
          Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

10.5 Loan documents dated January 26, 1996 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIC STORAGE PARTNERS II, LTD.
                                         a California Limited Partnership
Dated:  March 26, 1997            By:    Public Storage, Inc., General Partner


                                  By:    /s/ B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

  Signature                                       Capacity                                            Date
---------------------------                  ---------------------------------------------     -----------------

/s/ B. Wayne Hughes                          Chairman of the Board and                          March 26, 1997
---------------------------                  Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                              (principal executive officer)



/s/ Harvey Lenkin                            President and Director                             March 26, 1997
---------------------------                  of Public Storage, Inc.
Harvey Lenkin

/s/ John Reyes                               Senior Vice President and Chief Financial          March 26, 1997
---------------------------                  Officer of Public Storage, Inc.
John Reyes                                   (principal financial officer and principal
                                             accounting officer)


/s/ Robert J. Abernethy                      Director of Public Storage, Inc.                   March 26, 1997
---------------------------
Robert J. Abernethy

Dann V. Angeloff                             Director of Public Storage, Inc.                   March 26, 1997
---------------------------
Dann V. Angeloff

/s/ William C. Baker                         Director of Public Storage, Inc.                   March 26, 1997
---------------------------
William C. Baker

/s/ Uri P. Harkham                           Director of Public Storage, Inc.                   March 26, 1997
---------------------------
Uri P. Harkham

                        PUBLIC STORAGE PARTNERS II, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))





                                                                          Page
                                                                      References

Report of Independent Auditors                                            F-1


Financial Statements and Schedule:


Balance Sheets as of December 31, 1996 and 1995                           F-2

For the years ended December 31, 1996, 1995 and 1994:

     Statements of Income                                                 F-3

     Statements of Partner's Deficit                                      F-4

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

                         Report of Independent Auditors




The Partners
Public Storage Partners II, Ltd.

We have audited the accompanying balance sheets of Public Storage Partners II, Ltd. as of December 31, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Partners II, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST & YOUNG LLP



March 24, 1997
Los Angeles, California

                        PUBLIC STORAGE PARTNERS II, LTD.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995




                                                                                 1996                   1995
                                                                           ----------------      ----------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                  $   163,000            $         -
Rent and other receivables                                                      17,000                 23,000

Real estate facilities:
     Building, land improvements and equipment                               3,360,000              3,281,000
     Land                                                                    1,267,000              1,267,000
                                                                           ----------------      ----------------
                                                                             4,627,000              4,548,000

     Less accumulated depreciation                                          (2,434,000)            (2,265,000)
                                                                           ----------------      ----------------
                                                                             2,193,000              2,283,000
                                                                           ----------------      ----------------

Other assets                                                                   193,000                279,000
                                                                           ----------------      ----------------

Total assets                                                                $2,566,000             $2,585,000
                                                                           ================      ================


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                           $     4,000           $     35,000
Deferred revenue                                                                66,000                 74,000
Note payable                                                                 7,984,000              8,602,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 10,000 units
       authorized, 9,890 issued and outstanding                             (4,071,000)            (4,544,000)
     General partner's deficit                                              (1,417,000)            (1,582,000)
                                                                           ----------------      ----------------

     Total partners' deficit                                                (5,488,000)            (6,126,000)
                                                                           ----------------      ----------------

Total liabilities and partners' deficit                                     $2,566,000             $2,585,000
                                                                           ================      ================


                             See Accompanying Notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1996




                                                               1996                     1995                      1994
                                                            ----------               ----------               ----------
REVENUES:

Rental income                                               $2,296,000               $2,211,000               $2,182,000
Gain on sale of marketable securities                                -                   21,000                        -
Other income                                                     4,000                   10,000                    5,000
                                                            ----------               ----------               ----------
                                                             2,300,000                2,242,000                2,187,000
                                                            ----------               ----------               ----------

COSTS AND EXPENSES:

Cost of operations                                             479,000                  432,000                  423,000
Management fees paid to affiliate                              130,000                  134,000                  131,000
Depreciation                                                   169,000                  148,000                  139,000
Administrative                                                  35,000                   35,000                   35,000
Environmental cost                                                   -                   10,000                        -
Interest expense                                               849,000                  950,000                1,026,000
                                                            ----------               ----------               ----------

                                                             1,662,000                1,709,000                1,754,000
                                                            ----------               ----------               ----------

NET INCOME                                                 $   638,000              $   533,000              $   433,000
                                                            ==========               ==========               ==========


Limited partners' share of net income ($63.80
per unit in 1996, $53.39 per unit in 1995, and
  $43.28 per unit in 1994)                                 $   631,000              $   528,000              $   428,000

General partner's share of net income                            7,000                    5,000                    5,000
                                                            ----------               ----------               ----------

                                                           $   638,000              $   533,000              $   433,000
                                                            ==========               ==========               ==========


                             See Accompanying Notes.

                        PUBLIC STORAGE PARTNERS II, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 1996


                                                                                      Unrealized
                                                                                        Gain on
                                                      Limited          General         Marketable       Total Partners'
                                                     Partners          Partner        Securities          Deficit
                                                    ----------       ----------       -----------       ----------

Balance at December 31, 1993                       $(5,260,000)     $(1,832,000)      $    -           $(7,092,000)

Unrealized gain on marketable securities                -                -                  4,000            4,000

Net income                                             428,000            5,000            -               433,000

Equity transfer                                       (107,000)         107,000            -                -
                                                    ----------       ----------       -----------       ----------

Balance at December 31, 1994                        (4,939,000)      (1,720,000)            4,000       (6,655,000)

Sale of marketable securities                           -                -                 (4,000)          (4,000)

Net income                                             528,000            5,000            -               533,000

Equity transfer                                       (133,000)         133,000            -                -
                                                    ----------       ----------       -----------       ----------

Balance at December 31, 1995                        (4,544,000)      (1,582,000)           -            (6,126,000)

Net income                                             631,000            7,000            -               638,000

Equity transfer                                       (158,000)         158,000            -                -
                                                    ----------       ----------       -----------       ----------

Balance at December 31, 1996                       $(4,071,000)     $(1,417,000)      $    -           $(5,488,000)
                                                    ==========       ==========       ===========       ==========

                             See Accompanying Notes.

                                         PUBLIC STORAGE PARTNERS II, LTD.
                                               STATEMENTS OF CASH FLOWS
                                          For each of the three years in the
                                            period ended December 31, 1996

                                                                          1996              1995              1994
                                                                       -----------      ----------         ----------
Cash flows from operating activities:
     Net income                                                        $638,000          $533,000          $433,000


     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                       169,000           148,000           139,000
     Gain on sale of marketable securities                                    -           (21,000)                -
     Decrease (increase) in rent and other receivables                    6,000             9,000            (6,000)
     Amortization of prepaid loan fees                                   11,000            11,000            47,000
     Amortization (payment) of prepaid management fees                   83,000           (83,000)                -
     Increase in other assets                                            (8,000)           (1,000)           (1,000)
     (Decrease) increase in accounts payable                            (31,000)           25,000             1,000
     Decrease in deferred revenue                                        (8,000)                -                 -
                                                                       -----------      ----------         ----------


         Total adjustments                                              222,000            88,000           180,000
                                                                       -----------      ----------         ----------


         Net cash provided by operating activities                      860,000           621,000           613,000
                                                                       -----------      ----------         ----------


Cash flows from investing activities:


     Proceeds from sale (purchase costs) of marketable securities             -            89,000           (68,000)
     Additions to real estate facilities                                (79,000)          (87,000)          (45,000)
                                                                       -----------      ----------         ----------

         Net cash (used in) provided by investing activities            (79,000)            2,000          (113,000)
                                                                       -----------      ----------         ----------

Cash flows from financing activities:

    Proceeds from note payable to bank                                        -                 -           850,000
    Proceeds from note payable to affiliate                             230,000                 -                 -
    Principal payments on note payable to affiliate                    (230,000)                -          (850,000)
    Principal payments on note payable                                 (618,000)         (782,000)         (431,000)
                                                                       -----------      ----------         ----------

         Net cash used in financing activities                         (618,000)         (782,000)         (431,000)
                                                                       -----------      ----------         ----------

Net increase (decrease) in cash and cash equivalents                    163,000          (159,000)           69,000

Cash and cash equivalents at the beginning of the year                        -           159,000            90,000
                                                                       -----------      ----------         ----------

Cash and cash equivalents at the end of the year                       $163,000                 -          $159,000
                                                                       ===========      ==========         ==========


Supplemental schedule of non-cash investing and financing activities:


    Increase in fair value of marketable securities of affiliate      $      -           $      -          $ (4,000)
                                                                       ===========      ==========         ==========

    Unrealized gain on marketable securities of affiliate             $      -           $      -          $  4,000
                                                                       ===========      ==========         ==========

                             See Accompanying Notes.

                         PUBLIC STORAGE PARTNERS II, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         --------------------------

              Certain prior year amounts have been reclassified to confrom with the 1996 presentation.

         Mini-Warehouse Facilities:
         --------------------------

              Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1996 and 1995 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

              In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996 and, the adoption had no effect on the Partnership's financial statements.

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

        Gain on Sale of Marketable Securities:
        --------------------------------------

              Through November 1995, the Partnership held 5,000 shares of common stock in PSI. In November 1995, the Partnership sold its 5,000 shares of common stock of PSI and recognized a gain totaling $21,000 on the sale. The Partnership recognized $4,000 in dividends in both 1995 and 1994.

                         PUBLIC STORAGE PARTNERS II, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)
         ------------------------------------------------------------------

         Other Assets:
         -------------

              Included in other assets are deferred financing costs of $61,000. In addition, deferred financing costs of approximately $11,000, $11,000 and $47,000 relating to the pre-modified mortgage loan were expensed during 1996, 1995 and 1994, respectively, and included as interest expense.

         Use of Estimates:
         -----------------

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:
         -------------------

              Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $10,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition or results of operations.

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


              Concurrent with the financing of the Partnership's properties in 1986 (Note 7), the Partnership made a special distribution totaling $11,920,000 to the partners. This special distribution had no effect on the Partnership's taxable income; however, it resulted in a deficit in the limited and general partner's equity accounts.


5.       RELATED PARTY TRANSACTIONS

              The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                         PUBLIC STORAGE PARTNERS II, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

5.       RELATED PARTY TRANSACTIONS (CONTINUED)

              In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $83,000. The amount is included in other assets in the balance sheet at December 31,1995. The amount has been amortized as management fees paid to affiliate during 1996.

         See footnote 7 on related party note payable.


6.       TAXES BASED ON INCOME

              Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

              Taxable net income was $675,000, $556,000 and $446,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       NOTES PAYABLE

              Notes payable at December 31, 1996 and 1995 consist of the following:

                                                                   1996                 1995
                                                              --------------      ---------------
      10.3152% (9% after  November 1, 1996) mortgage note
      payable to an insurance company with principal and
      interest due monthly; remaining principal due
      November 2002                                             $7,984,000           $8,356,000

      Unsecured  note  payable,  which bore interest at 1%
      above bank's prime rate with interest payable monthly,
      and requiring monthly principal payment of $18,000               -                246,000
                                                              --------------      ---------------
                                                                $7,984,000           $8,602,000
                                                              ==============      ===============

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

              To obtain the mortgage note modifications, the Partnership was required to make an initial prepayment of principal totaling $2,000,000. In order to make such prepayment, the Partnership used funds from cash reserves, the proceeds from a sale of marketable equity securities, and the proceeds from a $950,000 loan from PSI. The related unsecured promissory note bore interest at a rate of 10% (which is less than the interest rate on the pre-modified mortgage note), with interest only payments that were due monthly. Principal payments of $100,000 were made in 1993, and the remaining principal balance was repaid with proceeds obtained from a term loan with Wells Fargo Bank in March 1994.

                         PUBLIC STORAGE PARTNERS II, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


7.       NOTES PAYABLE (CONTINUED)

              In January 1996, the partnership obtained a $230,000 loan from PSI to repay and terminate the unsecured note payable from Wells Fargo Bank. In December 1996, the loan was paid in full.

              The Partnership believes that it is not practical to estimate the fair value of its long-term fixed rate debt at December 31, 1996 because there is no public market for such debt and although interest rates at December 31, 1996, are lower than when such debt was incurred, the Partnership does not believe it could obtain financing currently on such favorable terms. This is in part due to the reduced sources of real estate financing resulting from a variety of factors, including the present condition of financial institutions.

              The principal repayment schedule of the above note payable as of December 31, 1996, is as follows:


                   1997                           $502,000
                   1998                            549,000
                   1999                            601,000
                   2000                            657,000
                   2001                            718,000
                   Thereafter                    4,957,000
                                               -----------
                                                $7,984,000
                                               ===========

              Interest paid on the notes was $838,000, $939,000 and $977,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


                        Public Storage Partners II, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation


                                                        Initial Cost
                                                    ------------------------
                                                                   Building,    Costs Subsequent
                                                                  Land Imp &     to construction
        Description            Encumbrances          Land          Equipment     (Improvements)
------------------------      -----------------  ------------   --------------  -----------------
Eagle Rock                           -             $531,000          $758,000       $135,000
Long Beach                           -              343,000           727,000        124,000
Los Angeles                          -              298,000           686,000        182,000
San Dimas                            -               95,000           584,000        164,000
                              -----------------  ------------   --------------  -----------------
Total                            $7,984,000(1)   $1,267,000        $2,755,000       $605,000
                              =================  ============   ==============  =================

                        Public Storage Partners II, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation

                                        Gross Carrying Amount
                                         at December 31, 1996
                                  ------------------------------------
                                               Building,
                                              Land Imp &                    Accumulated        Date
        Description               Land         Equipment        Total      Depreciation     Completed
------------------------         ---------    -----------   ----------     -------------    ---------
Eagle Rock                        $531,000      $893,000    $1,424,000        $654,000        4/78
Long Beach                         343,000       851,000     1,194,000         624,000       12/77
Los Angeles                        298,000       868,000     1,166,000         621,000        5/78
San Dimas                           95,000       748,000       843,000         535,000       12/77
------------------------         ---------    -----------   ----------     -------------    ---------
Total                           $1,267,000    $3,360,000    $4,627,000      $2,434,000
                                 =========    ===========   ==========     =============


 (1) All four properties are encumbered by a promissory note. The $7,984,000 listed above is the principal balance remaining on the note at December 31, 1996.

                        Public Storage Partners II, Ltd.
                           Real Estate Reconciliation
                            Schedule III (continued)




(a) The following is a reconciliation of costs and related accumulated depreciation:

                                      COST

                                                                1996                  1995                 1994
                                                            -------------        ------------          ------------

Balance at the beginning of the period                       $4,548,000           $4,461,000            $4,416,000

Additions during the period

     Improvements                                                79,000               87,000                45,000

Deductions during the period                                          -                    -                     -
                                                            -------------        ------------          ------------
Balance at the close of the period                           $4,627,000           $4,548,000            $4,461,000
                                                            =============        ============          ============



                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                1996                  1995                 1994
                                                            -------------        ------------          ------------

Balance at the beginning of the period                       $2,265,000           $2,117,000            $1,978,000

Additions during the period

     Depreciation                                               169,000              148,000               139,000

Deductions during the period                                          -                    -                     -
                                                            -------------        ------------          ------------
Balance at the close of the period                           $2,434,000           $2,265,000            $2,117,000
                                                            =============        ============          ============