Form 10-Q
period 1997-03-31
PUBLIC STORAGE PARTNERS II LTD
filed 1997-05-14
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    -----------------

Commission File Number 0-8676
                       ------

                        PUBLIC STORAGE PARTNERS II, LTD.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


          California                                                 95-3146963
---------------------------------------------             ---------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

         701 Western Ave.
       Glendale, California                                               91201
---------------------------------------------             ---------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                          ---------------------




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

                                      INDEX


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

   Condensed balance sheets at March 31, 1997
     and December 31, 1996                                               2

   Condensed statements of income for the three
     months ended March 31, 1997 and 1996                                3

   Condensed statement of partners' deficit for the
     three months ended March 31, 1997                                   4

   Condensed statements of cash flows for the
     three months ended March 31, 1997 and 1996                          5

   Notes to condensed financial statements                               6

   Management's discussion and analysis of
     financial condition and results of operations                     7-8


PART II.  OTHER INFORMATION                                              9




                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                               1997                   1996
                                                                        ------------------     ------------------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                 $       308,000        $       163,000
Rent and other receivables                                                         17,000                 17,000

Real estate facilities:
      Building, land improvements and equipment                                 3,381,000              3,360,000
      Land                                                                      1,267,000              1,267,000
                                                                        ------------------     ------------------
                                                                                4,648,000              4,627,000

      Less accumulated depreciation                                            (2,479,000)            (2,434,000)
                                                                        ------------------     ------------------
                                                                                2,169,000              2,193,000
                                                                        ------------------     ------------------

Other assets                                                                      185,000                193,000
                                                                        ------------------     ------------------
Total assets                                                              $     2,679,000        $     2,566,000
                                                                        ==================     ==================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                          $        23,000        $         4,000
Deferred revenue                                                                   72,000                 66,000
Note payable                                                                    7,862,000              7,984,000

Partners' deficit:
      Limited partners' deficit, $500 per unit, 10,000
         units authorized, 9,890 issued and outstanding                        (3,915,000)            (4,071,000)
      General partner's deficit                                                (1,363,000)            (1,417,000)
                                                                        ------------------     ------------------

      Total partners' deficit                                                  (5,278,000)            (5,488,000)
                                                                        ------------------     ------------------
Total liabilities and partners' deficit                                   $     2,679,000        $     2,566,000
                                                                        ==================     ==================



                            See accompanying notes.
                                       2




                        PUBLIC STORAGE PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       ----------------------------------------
                                                                              1997                    1996
                                                                       -----------------      -----------------

REVENUES:
Rental income                                                          $      593,000         $      567,000
Other income                                                                    3,000                   -
                                                                       -----------------      -----------------
                                                                              596,000                567,000
                                                                       -----------------      -----------------

COSTS AND EXPENSES:

Cost of operations                                                            116,000                117,000
Management fees paid to affiliate                                              35,000                 31,000
Depreciation                                                                   45,000                 40,000
Administrative                                                                  9,000                  8,000
Interest expense                                                              181,000                218,000
                                                                       -----------------      -----------------

                                                                              386,000                414,000
                                                                       -----------------      -----------------
NET INCOME                                                             $      210,000         $      153,000
                                                                       =================      =================

Limited partners' share of net income
     ($21.03 per unit in 1997 and $15.27 per unit in 1996)             $      208,000         $      151,000

General partner's share of net income                                           2,000                  2,000
                                                                       -----------------      -----------------
                                                                       $      210,000         $      153,000
                                                                       =================      =================



                            See accompanying notes.
                                       3




                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                                        Total
                                                         Limited                General               Partners'
                                                         Partners               Partner                Deficit
                                                      ---------------       ---------------        ---------------

Balance at December 31, 1996                           $(4,071,000)          $(1,417,000)           $(5,488,000)

Net income                                                 208,000                 2,000                210,000

Equity transfer                                            (52,000)               52,000                   -
                                                      ---------------       ---------------        ---------------
Balance at March 31, 1997                              $(3,915,000)          $(1,363,000)           $(5,278,000)
                                                      ===============       ===============        ===============



                            See accompanying notes.
                                       4




                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         ---------------------------------------
                                                                               1997                   1996
                                                                         -----------------       ---------------


Cash flows from operating activities:
     Net income                                                           $      210,000         $      153,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                 45,000                 40,000
     Decrease in rent and other receivables                                         -                     1,000
     Amortization of  prepaid loan fees                                            3,000                  3,000
     Amortization of prepaid management fees                                        -                    31,000
     Decrease (increase) in other assets                                           5,000                 (2,000)
     Increase in accounts payable                                                 19,000                 44,000
     Increase in deferred revenue                                                  6,000                  1,000
                                                                         -----------------       ---------------

         Total adjustments                                                        78,000                118,000
                                                                         -----------------       ---------------
         Net cash provided by operating activities                               288,000                271,000
                                                                         -----------------       ---------------
Cash flows from investing activities:

     Additions to real estate facilities                                         (21,000)                (4,000)
                                                                         -----------------       ---------------
         Net cash used in investing activities                                   (21,000)                (4,000)
                                                                         -----------------       ---------------
Cash flows from financing activities:

     Principal payments on note payable                                         (122,000)              (155,000)
                                                                         -----------------       ---------------
         Net cash used in financing activities                                  (122,000)              (155,000)
                                                                         -----------------       ---------------
Net increase in cash and cash equivalents                                        145,000                112,000

Cash and cash equivalents at beginning of period                                 163,000                   -
                                                                         -----------------       ---------------
Cash and cash equivalents at end of period                                $      308,000         $      112,000
                                                                         =================       ===============



                            See accompanying notes.
                                       5

                        PUBLIC STORAGE PARTNERS II, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of its operations for the three months ended March 31, 1997 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF  OPERATIONS
 ----------------------

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income for the three months ended March 31, 1997 was $210,000 compared to $153,000 for the three months ended March 31, 1996, representing an increase of $57,000 or 4%. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

     Rental income for the three months ended March 31, 1997 was $593,000 compared to $567,000 for the three months ended March 31, 1996, representing an increase of $26,000 or 5%. This increase is primarily attributable to higher rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 85% for both the three months ended March 31, 1997 and 1996. Realized rent for the three months ended March 31, 1997 increased to $.92 per occupied square foot from $.88 per occupied square foot for the three months ended March 31, 1996.

     Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 1997 was $151,000 compared to $148,000 for the three months ended March 31, 1996, representing an increase of $3,000 or 2%. This increase is mainly attributable to an increase in management fees.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations, discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $3,000 lower than it would have been under the customary, undiscounted fee structure.

     Interest expense decreased $37,000 to $181,000 in the three months ended March 31, 1997 from $218,000 in the same period in 1996. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's note payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from  operations  ($288,000 for the three months ended March
31,  1997)  has  been  sufficient  to  meet  all  current   obligations  of  the
Partnership.

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

                                              DATED: May 13, 1997

                                              PUBLIC STORAGE PARTNERS II, LTD.

                                              BY:  Public Storage, Inc.
                                                   General Partner


                                              BY:  /s/ John Reyes
                                                   --------------
                                                   John Reyes
                                                   Senior Vice President and
                                                     Chief Financial Officer