Form 10-Q
period 1997-06-30
PUBLIC STORAGE PARTNERS II LTD
filed 1997-08-12
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8676
                       ------

                        PUBLIC STORAGE PARTNERS II, LTD.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


          California                                                 95-3146963
------------------------------------                          -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

         701 Western Ave.
       Glendale, California                                               91201
------------------------------------                          -----------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                              -----------------


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

                                      INDEX


                                                                     Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1997
   and December 31, 1996                                                2

Condensed statements of income for three and six
   months ended June 30, 1997 and 1996                                  3

Condensed statement of partners' deficit for the
   six months ended June 30, 1997                                       4

Condensed statements of cash flows for the
   six months ended June 30, 1997 and 1996                              5

Notes to condensed financial statements                                 6

Management's discussion and analysis of
   financial condition and results of operations                      7-8


PART II.  OTHER INFORMATION                                             9

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,             December 31,
                                                                                        1997                   1996
                                                                                   --------------         --------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $     368,000          $     163,000
Rent and other receivables                                                                39,000                 17,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                         3,402,000              3,360,000
     Land                                                                              1,267,000              1,267,000
                                                                                   --------------         --------------
                                                                                       4,669,000              4,627,000

     Less accumulated depreciation                                                    (2,524,000)            (2,434,000)
                                                                                   --------------         --------------
                                                                                       2,145,000              2,193,000
                                                                                   --------------         --------------

Other assets                                                                             183,000                193,000
                                                                                   --------------         --------------

Total assets                                                                       $   2,735,000          $   2,566,000
                                                                                   ==============         ==============

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                                   $       3,000          $       4,000
Deferred revenue                                                                          58,000                 66,000
Note payable                                                                           7,738,000              7,984,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 10,000
         units authorized, 9,890 issued and outstanding                               (3,756,000)            (4,071,000)
     General partner's deficit                                                        (1,308,000)            (1,417,000)
                                                                                   --------------         --------------

     Total partners' deficit                                                          (5,064,000)            (5,488,000)
                                                                                   --------------         --------------

Total liabilities and partners' deficit                                            $   2,735,000          $   2,566,000
                                                                                   ==============         ==============

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                        -------------------------------    -------------------------------
                                                             1997              1996             1997              1996
                                                        --------------   --------------    ---------------   -------------

  REVENUES:

  Rental income                                         $     594,000      $    560,000      $ 1,187,000      $  1,127,000
  Other income                                                  4,000             1,000            7,000             1,000
                                                        --------------   --------------    ---------------   -------------
                                                              598,000           561,000        1,194,000         1,128,000
                                                        --------------   --------------    ---------------   -------------

  COSTS AND EXPENSES:

  Cost of operations                                          111,000           114,000          227,000           231,000
  Management fees paid to affiliate                            36,000            31,000           71,000            62,000
  Depreciation                                                 45,000            41,000           90,000            81,000
  Administrative                                               13,000            10,000           22,000            18,000
  Interest expense                                            179,000           222,000          360,000           440,000
                                                        --------------   --------------    ---------------   -------------
                                                              384,000           418,000          770,000           832,000
                                                        --------------   --------------    ---------------   -------------
  NET INCOME                                            $     214,000      $    143,000      $   424,000      $    296,000
                                                        ==============   ==============    ===============   =============

  Limited partners' share of net income ($42.37
     per unit in 1997 and $29.63 per unit in 1996)                                         $     419,000      $    293,000

  General partner's share of net income                                                            5,000             3,000
                                                                                           ---------------   -------------
                                                                                           $     424,000      $    296,000
                                                                                           ===============   =============

                            See accompanying notes.
                                        3

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                                             Total
                                                                Limited                General              Partners'
                                                               Partners                Partner               Deficit
                                                            -------------          -------------          -------------
Balance at December 31, 1996                                 $(4,071,000)           $(1,417,000)           $(5,488,000)

Net income                                                       419,000                  5,000                424,000

Equity transfer                                                 (104,000)               104,000                 -
                                                            -------------          -------------          -------------
Balance at June 30, 1997                                     $(3,756,000)           $(1,308,000)           $(5,064,000)
                                                            =============          =============          =============

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                    -----------------------------------------
                                                                                            1997                   1996
                                                                                    -----------------      ------------------

Cash flows from operating activities:

     Net income                                                                    $       424,000        $       296,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                           90,000                 81,000
     (Increase) decrease in rent and other receivables                                     (22,000)                10,000
     Amortization of prepaid loan fees                                                       5,000                  5,000
     Amortization of prepaid management fees                                                   -                   62,000
     Decrease (increase) in other assets                                                     5,000                (40,000)
     Decrease in accounts payable                                                           (1,000)               (15,000)
     Decrease in deferred revenue                                                           (8,000)                (8,000)
                                                                                    -----------------      ------------------

         Total adjustments                                                                  69,000                 95,000
                                                                                    -----------------      ------------------

         Net cash provided by operating activities                                         493,000                391,000
                                                                                    -----------------      ------------------
Cash flows from investing activities:

     Additions to real estate facilities                                                   (42,000)               (39,000)
                                                                                    -----------------      ------------------
         Net cash used in investing activities                                             (42,000)               (39,000)
                                                                                    -----------------      ------------------
Cash flows from financing activities:

     Principal payments on note payable                                                   (246,000)              (295,000)
                                                                                    -----------------      ------------------
         Net cash used in financing activities                                            (246,000)              (295,000)
                                                                                    -----------------      ------------------
Net increase in cash and cash equivalents                                                  205,000                 57,000

Cash and cash equivalents at beginning of period                                           163,000                   -
                                                                                    -----------------      ------------------

Cash and cash equivalents at end of period                                         $       368,000        $        57,000
                                                                                    =================      ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $424,000 compared to $296,000 for the six months ended June 30, 1996, representing an increase of $128,000 or 43%. The Partnership's net income for the three months ended June 30, 1997 was $214,000 compared to $143,000 for the three months ended June 30, 1996, representing an increase of $71,000 or 50%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

     Rental income for the six months ended June 30, 1997 was $1,187,000 compared to $1,127,000 for the six months ended June 30, 1996, representing an increase of $60,000 or 5%. Rental income for the three months ended June 30, 1997 was $594,000 compared to $560,000 for the three months ended June 30, 1996, representing an increase of $34,000 or 6%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 88% and 86% for the six months ended June 30, 1997 and 1996, respectively. Realized rent for the six months ended June 30, 1997 increased to $.90 per occupied square foot from $.87 per occupied square foot for the six months ended June 30, 1996.

     Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1997 was $298,000 compared to $293,000 for the six months ended June 30, 1996, representing an increase of $5,000 or 2%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1997 was $147,000 compared to $145,000 for the three months ended June 30, 1996, representing an increase of $2,000 or 1%. This increase is mainly attributable to an increase in management fees.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations, discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the six months ended June 30, 1996 was $5,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $80,000 to $360,000 in the six months ended June 30, 1997 from $440,000 in the same period in 1996. This decrease is mainly attributable to lower outstanding principal balance on the Partnership's note payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($493,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

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

                                        DATED: August 12, 1997

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