Form 10-Q
period 1997-09-30
PUBLIC STORAGE PARTNERS II LTD
filed 1997-11-12
CIK 275915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-8676
                       ------

                        PUBLIC STORAGE PARTNERS II, LTD.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              California                                           95-3146963
-----------------------------------------------                --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

            701 Western Avenue
           Glendale, California                                         91201
-----------------------------------------------                --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
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

                                      INDEX


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1997
     and December 31, 1996                                                  2

Condensed statements of income for the three and nine
     months ended September 30, 1997 and 1996                               3

Condensed statement of partners' deficit for the
     nine months ended September 30, 1997                                   4

Condensed statements of cash flows for the
     nine months ended September 30, 1997 and 1996                          5

Notes to condensed financial statements                                     6

Management's discussion and analysis of
     financial condition and results of operations                        7-8


PART II.  OTHER INFORMATION                                                 9

                        PUBLIC STORAGE PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                                          September 30,          December 31,
                                                                              1997                   1996
                                                                        -------------------   ------------------
                                                                           (Unaudited)
                                     ASSETS
                                     ------


 Cash and cash equivalents                                                     $ 524,000            $ 163,000
 Rent and other receivables                                                       21,000               17,000

 Real estate facilities, at cost:
      Buildings, land improvements and equipment                               3,461,000            3,360,000
      Land                                                                     1,267,000            1,267,000
                                                                        -------------------   ------------------
                                                                               4,728,000            4,627,000

      Less accumulated depreciation                                           (2,572,000)          (2,434,000)
                                                                        -------------------   ------------------
                                                                               2,156,000            2,193,000
                                                                        -------------------   ------------------

 Other assets                                                                    184,000              193,000
                                                                        -------------------   ------------------
 Total assets                                                                $ 2,885,000          $ 2,566,000
                                                                        ===================   ==================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

 Accounts payable                                                               $ 12,000              $ 4,000
 Deferred revenue                                                                 70,000               66,000
 Note payable                                                                  7,611,000            7,984,000

 Partner's deficit:
      Limited partners' deficit, $500 per unit, 10,000
          units authorized, 9,890 issued and outstanding                      (3,566,000)          (4,071,000)
      General partner's deficit                                               (1,242,000)          (1,417,000)
                                                                        -------------------   ------------------
      Total partners' deficit                                                 (4,808,000)          (5,488,000)
                                                                        -------------------   ------------------

 Total liabilities and partners' deficit                                     $ 2,885,000          $ 2,566,000
                                                                        ===================   ==================

                            See accompanying notes.
                                       2

                        PUBLIC STORAGE PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                      ----------------------------------  --------------------------------
                                                           1997              1996             1997              1996
                                                      ----------------  ----------------  --------------- ----------------


Rental income                                          $     632,000     $     593,000    $   1,819,000     $   1,720,000
Other income                                                   6,000             1,000           13,000             2,000
                                                      ----------------  ----------------  --------------- ----------------
                                                             638,000           594,000        1,832,000         1,722,000
                                                      ----------------  ----------------  --------------- ----------------
COSTS AND EXPENSES:

Cost of operations                                           113,000           121,000          340,000           352,000
Management fees paid to affiliate                             38,000            33,000          109,000            95,000
Depreciation                                                  48,000            44,000          138,000           125,000
Administrative                                                 7,000             9,000           29,000            27,000
Interest expense                                             176,000           215,000          536,000           655,000
                                                      ----------------  ----------------  --------------- ----------------
                                                             382,000           422,000        1,152,000         1,254,000
                                                      ----------------  ----------------  --------------- ----------------

NET INCOME                                             $     256,000     $     172,000    $     680,000     $     468,000
                                                      ================  ================  =============== ================

Limited partners' share of net income ($68.05
   per unit in 1997 and $46.81 per unit in 1996)                                          $     673,000     $     463,000

General partner's share of net income                                                             7,000             5,000
                                                                                          --------------- ----------------
                                                                                          $     680,000     $     468,000
                                                                                          =============== ================

                            See accompanying notes.
                                       3

                        PUBLIC STORAGE PARTNERS II, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                              Total
                                                                Limited                General              Partners'
                                                               Partners                Partner               Deficit
                                                           -----------------      ----------------       ---------------

Balance at December 31, 1996                                 $(4,071,000)           $(1,417,000)           $(5,488,000)

Net income                                                       673,000                  7,000                680,000

Equity transfer                                                 (168,000)               168,000                 -
                                                           -----------------      ----------------       ---------------

Balance at September 30, 1997                                $(3,566,000)           $(1,242,000)           $(4,808,000)
                                                           =================      ================       ===============

                            See accompanying notes.
                                       4

                        PUBLIC STORAGE PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                           --------------------------------------
                                                                                1997                   1996
                                                                           -----------------  -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                        $   680,000            $   468,000

          Adjustments to reconcile net income to net cash provided by operating activities

              Depreciation                                                      138,000                125,000
              Increase in rent and other receivables                             (4,000)                (4,000)
              Amortization of prepaid loan fees                                   8,000                  8,000
              Amortization of prepaid management fees                             -                     83,000
              Decrease (increase) in other assets                                 1,000                 (5,000)
              Increase (decrease) in accounts payable                             8,000                (17,000)
              Increase (decrease) in deferred revenue                             4,000                 (6,000)
                                                                           -----------------  -------------------

                  Total adjustments                                             155,000                184,000
                                                                           -----------------  -------------------

                  Net cash provided by operating activities                     835,000                652,000
                                                                           -----------------  -------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to real estate facilities                                  (101,000)               (76,000)
                                                                           -----------------  -------------------

                  Net cash used in investing activities                        (101,000)               (76,000)
                                                                           -----------------  -------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

          Principal payments on note payable                                   (373,000)              (439,000)
                                                                           -----------------  -------------------

                  Net cash used in financing activities                        (373,000)              (439,000)
                                                                           -----------------  -------------------

     Net increase in cash and cash equivalents                                  361,000                137,000

     Cash and cash equivalents at the beginning of the period                   163,000                   -
                                                                           -----------------  -------------------

     Cash and cash equivalents at the end of the period                     $   524,000            $   137,000
                                                                           =================  ===================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

                        PUBLIC STORAGE PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $680,000 compared to $468,000 for the nine months ended September 30, 1996, representing an increase of $212,000 or 45%. The Partnership's net income for the three months ended September 30, 1997 was $256,000 compared to $172,000 for the three months ended September 30, 1996, representing an increase of $84,000 or 49%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

     Rental income for the nine months ended September 30, 1997 was $1,819,000 compared to $1,720,000 for the nine months ended September 30, 1996, representing an increase of $99,000 or 6%. Rental income for the three months ended September 30, 1997 was $632,000 compared to $593,000 for the three months ended September 30, 1996, representing an increase of $39,000 or 7%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 89% and 86% for the nine months ended September 30, 1997 and 1996, respectively. Realized rent for the nine months ended September 30, 1997 increased to $.90 per occupied square foot from $.88 per occupied square foot for the nine month ended September 30, 1996.

     Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 1997 was $449,000 compared to $447,000 for the nine months ended September 30, 1996, representing an increase of $2,000 or 1%. This increase is mainly attributable to an increase in management fees partially offset by a decrease of repairs and maintenance expense. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 1997 was $151,000 compared to $154,000 for the three months ended September 30, 1996, representing a decrease of $3,000 or 2%. This decrease is mainly attributable to a decrease in repairs and maintenance expense partially offset by an increase in management fees expense.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the nine months ended September 30, 1996 was $8,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $119,000 to $536,000 in the nine months ended September 30, 1997 from $655,000 in the same period in 1996. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's note payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($835,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to make principal repayments that commenced in 1990 and will continue through November 2002, at which time the remaining principal balance is due.

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







                                          DATED: November 12, 1997

                                          PUBLIC STORAGE PARTNERS II, LTD.

                                          BY:   Public Storage, Inc.
                                                 General Partner





                                          BY:  /s/John Reyes
                                               --------------
                                               John Reyes
                                               Senior Vice President and
                                                 Chief Financial Officer